Form 10-Q
period 2016-09-30
Ruby Island Acquisition Corp
filed 2016-11-14
CIK 1672900

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                  FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2016

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


                        9454 Wilshire Blvd. #612
                          Beverly Hills, CA 90212
          (Address of principal executive offices)  (zip code)

                              310-888-1870
          (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


     Class                                 Outstanding at
                                           November 11, 2016

Common Stock, par value $0.0001               20,000,000

Documents incorporated by reference:            None

__________________________________________________________________________

                      FINANCIAL STATEMENTS


Balance Sheet as of September 30, 2016 (unaudited)                   2

Statements of Operations for the three months ended
September 30, 2016 and for the period from April 4,
2016 (Inception) to September 30, 2016 (unaudited)                   3

Statements of Cash Flows for the period from April 4,
2016 (Inception) to September 30, 2016 (unaudited)                   4

Notes to Financial Statements (unaudited)                          5-8

______________________________________________________________________

                RUBY ISLAND ACQUISITION CORPORATION
                         BALANCE SHEET

           ASSETS
                                                      September 30,
                                                        2016
                                                    ------------
                                                    (Unaudited)
   Current assets

     Cash                                           $        -
                                                    ------------
        Total assets                                $        -
                                                    ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities
       Accrued liabilities                          $       500
                                                     -----------
           Total liabilities                                500
                                                     -----------

   Stockholders' Equity
       Preferred stock, $0.0001 par value
       20,000,000 shares authorized;
       none issued and outstanding                           -
       Common Stock, $0.0001 par value,
       100,000,000 shares authorized;
       20,000,000 shares issued and
       outstanding September 30, 2016                     2,000

       Discount on Common Stock                          (2,000)
       Additional paid-in capital                         1,312
       Accumulated deficit                               (1,812)
                                                     -----------
          Total stockholders' deficit                      (500)
                                                     -----------
          Total liabilities and
             stockholders' deficit                  $        -
                                                     ===========

The accompanying notes are an integral part of these unaudited financial statements.

______________________________________________________________________

                     RUBY ISLAND ACQUISITION CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                  For the three      For the period
                                  months ended       from April 4, 2016
                                  September 30,      (Inception) to
                                     2016            Sept. 30,2016
                                  -------------       ---------------
    Revenue                       $        -          $        -

    Cost of revenue                        -                   -

    Gross profit                           -                   -
                                  -------------       ---------------
    Operating expenses                   250                1,812
                                  -------------       ---------------
    Operating loss                      (250)              (1,812)
                                  -------------       ---------------
    Loss before income taxes            (250)              (1,812)

    Income tax expense                     -                    -
                                  -------------       ---------------
    Net loss                       $    (250)          $    (1,812)
                                  =============        ==============
    Loss per share -
        basic and diluted          $      -         $          -
                                  =============        ==============
    Weighted average shares -       20,000,000            20,000,000
         basic and diluted        =============        ==============

   The accompanying notes are an integral part of these financial statements.

                                       3
______________________________________________________________________

                          RUBY ISLAND ACQUISITION CORPORATION
                              STATEMENT OF CASH FLOWS
                                    (UNAUDITED)

                                                         For the period
                                                         from April 4,
                                                         2016 (Inception) to
                                                         September 30, 2016
                                                         -----------------
OPERATING ACTIVITIES

   Net loss                                               $      (1,812)

   Non-cash adjustments to reconcile net loss to net cash:
     Expenses paid for by stockholder and contributed
     as capital                                                   1,312

   Changes in Operating Assets and Liabilities:
     Accrued liability                                              500
                                                          ----------------
       Net cash provided by (used in) operating activities            -
                                                          ----------------
   Net increase in cash                                               -
                                                           ----------------
   Cash, beginning of period                                          -
                                                           ----------------
   Cash, end of period                                     $          -
                                                           ===============
   SUPPLEMENTAL DISCLOSURES:
     Cash paid during the period for:
        Income tax                                         $           -
                                                           ===============
     Interest                                              $           -
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

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") were omitted pursuant to such rules and regulations. The results for the period from April 4, 2016 (Inception) to September 30, 2016, are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of September 30, 2016.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2016.

______________________________________________________________________

                 RUBY ISLAND ACQUISITION CORPORATION
            Notes to Unaudited Condensed Financial Statements


INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2016 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2016, there are no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $1,812 during the period from April 4, 2016 (Inception) to September 30, 2016. The Company had a working capital deficit of $500 and an accumulated deficit of $1,812 as of September 30, 2016. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 - ACCRUED LIABILITIES

As of September 30, 2016, the Company had an accrued professional fee of $500.

NOTE 4 - STOCKHOLDERS' DEFICIT

On April 4, 2016, the Company issued 20,000,000 founders common stock to two directors and officers. The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of September 30, 2016, 20,000,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 5 - SUBSEQUENT EVENT

Management has evaluated subsequent events through November 14, 2016, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of September 30, 2016 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, "Subsequent Events."
                                  7

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

     As of the date of this report, the Company is in discussions for a possible change in control of the Company. No final documents have been effected and no change of control has occurred although the Company anticipates that such finalization may occur in the future. In such vein, the Company anticipates that it will file an amendment to its certificate of incorporation to change its name to A La Carte Charts Corporation in expectation of the finalization of such change in control. Once, and if, such change in control occurs, the Company will file a Form 8-K. Any such change in control anticipates a pro rata redemption of shares and resignation of the current officers and directors, appointment of new management and issuance of shares to new shareholders.

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

     As of September 30, 2016 Ruby Island had not generated revenues and had no income or cash flows from operations since inception. Ruby Island had sustained net loss of $1,812 and an accumulated deficit of $1,812 for the period from April 4, 2016 (Inception) to September 30, 2016.

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

Dated:   November 14, 2016