Form 10-K
period 2016-12-31
Ala Carte Charts Corp
filed 2017-04-17
CIK 1672900

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 000-55635

A LA CARTE CHARTS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	81-2355861
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

42211 North 42nd Drive, A105

Phoenix, Arizona 85086

(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code: 425-949-9196

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $.0001 par value per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act ☐ Yes     ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes     ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes      ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  smaller  reporting  company,  or an emerging  growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging  growth company”  in  Rule  12b-2  of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company,  indicate  by  check mark if  the registrant  has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided  pursuant  to Section  7(a)(2)(B) of  the Securities Act .  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes     ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $ 0

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 17, 2017

Common Stock, par value $0.0001	6,799,600

Documents incorporated by reference:    Form 10-12G filed May 2, 2016

PART I

Item 1. Business

A La Carte Charts Corporation (formerly known as Ruby Island Acquisition Corporation) (the “Company” or “ALCC”) was incorporated on April 4, 2016 under the laws of the state of Delaware. The Company intends to create a company that aims to provide streamlined financial stock charting app. The Company has compiled what it believes is the dozen most popular financial stock charts sought by traders and investors. The Company’s app will be designed to send daily lists to subscribers that meet the criteria of those popular charts specifically designed for the investor/trader. It is a non-biased and objective method of giving investors/traders chart analytical information quickly, directly and succinctly.

The Company intends to offer an investors and traders in today’s global markets a sophisticated, trustworthy, and individualized way to get actionable daily information for the burgeoning self-directed market.

The Company intends that its main products will be its daily “charts,” delivered through 12 state-of-the-art apps. Each App will revolve around a specific trading strategy or market trend, such as the Head and Shoulders App, Bullish Wedge App, Commodities in Contango App, and Ascending Triangles App, among others. Through nuts-and-bolts data on market trends and sound real-world advice, subscribers find practical information they can use in their trading and investing.

As of the date covered by this Report, the Company has no employees and one officer and director.

The Company has entered into an agreement with Tiber Creek which assisted it in becoming a public reporting company and which will assist it in introduction to brokers and market makers.

The Company is in the development phase and as of December 31, 2016, the Company had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2016, the Company had sustained net loss of $13,160 and a working capital deficit of $4,132.

The Company’s independent auditors have issued a report raising substantial doubt about the Company’s ability to continue as a going concern if the Company is unable to obtain adequate capital. In such case, it could be forced to cease operations

Management of the Company will pay expenses incurred by the Company. Management does not expect any repayment for such paid expenses.

There is no assurance that the Company will ever be profitable.

The Company has an agreement with Tiber Creek Corporation which assists companies in becoming public companies and assists companies with introductions to the financial community The former president of the Company is the sole officer and director of Tiber Creek Corporation. The services provided by Tiber Creek included using the Company as a vehicle for becoming public.

There is no agreement nor contractual relationship between the Company and Tiber Creek to perform or provide services to the other. However, as a non-operating blank check company, the Company was available for use by a client of Tiber Creek which wished to use a reporting company incident to the process of registering securities and becoming a reporting company.

Corporate History

The Company was incorporated in the State of Delaware in 2016 and was initially known as Ruby Hill Acquisition Corporation. In November, 2016, the Company changed its name to A La Carte Charts Corporation in expectation of the anticipated change of control.

In May 2016, the Company filed a registration statement with the Securities and Exchange Commission on Form 10 by which it became a public reporting company.

The Company has been in the developmental stage since inception. The Company was originally formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

On December, 13, 2016, the Company effected a change in control with the following actions:

James M. Cassidy resigned as the Company’s president, secretary and director and James McKillop resigned as the Company vice president and director. David Meyers was named the sole officer and director of the Company serving as its President, Treasurer and Secretary. 19,500,000 of the then outstanding 20,000,000 were redeemed by the Company.

On December 14, 2016, the Company issued 5,000,000 shares of its common stock to David Meyers.

On December 19, 2016, the Company issued 920,000 shares of its common stock at $0.01 per share in a private sale of such shares pursuant to Section 4a (2) of the Securities Act of 1933.

On December 28, 2016, the Company entered into a contract with two professional athletes and issued to each of them 339,800 shares of common stock representing 5% (five percent) of the total issued and outstanding shares of common stock, in exchange for granting the Company license to use their names and likeness in association with the promotional use of the Company’s business activities and marketing of its products. The Company has issued to these two athletes a total of 679,600 shares of common stock at $6,796, or $0.01 per share on the date of issuance.

As a result of all common stock issuances, the total issued and outstanding shares of common stock at December 31, 2016 were 6,799,600.

Subsidiaries

The Company has no subsidiaries.

Item 2. Properties

The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses the offices of Management at no cost to the Company.

Item 3. Legal Proceedings

There are currently no pending, threatened or actual legal proceedings of a material nature in which the Company is a party.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is currently no public market for the Company’s securities.

At such time as it qualifies, the Company may choose to apply for quotation of its securities on the OTC Bulletin Board.

The OTC Bulletin Board is a dealer-driven quotation service Unlike the Nasdaq Stock Market, companies cannot directly apply to be quoted on the OTC Bulletin Board, only market makers can initiate quotes, and quoted companies do not have to meet any quantitative financial requirements. Any equity security of a reporting company not listed on the Nasdaq Stock Market or on a national securities exchange is eligible.

As such time as it qualifies, the Company may choose to apply for quotation of its securities on the Nasdaq Capital Market.

In general there is greatest liquidity for traded securities on the Nasdaq Capital Market and less on the OTC Bulletin Board. It is not possible to predict where, if at all, the securities of the Company will be traded following a business combination.

Since inception, the Company has sold securities which were not registered as follows:

Date	Name	Number of Shares

April 4, 2016	James Cassidy	10,000,000
December 13, 2016		(9,750,000)

April 4, 2016	James McKillop	10,000,000
December 13, 2016		(9,750,000)

December 14, 2016	David Meyers	5,000,000

December 19, 2016	35 Investors	920,000

December 28, 2016	2 Shareholders	679,600

Item 6. Selected Financial Data

There is no selected financial data required to be filed for a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company is in the development phase and as of December 31, 2016, the Company had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2016, the Company had sustained net loss of $13,160 and a working capital deficit of $4,132.

The Company’s independent auditors have issued a report raising substantial doubt about the Company’s ability to continue as a going concern and is dependent upon financial support from its stockholders and its ability to obtain necessary equity financing to continue operations.

Management will pay all expenses incurred by the Company. There is no expectation of repayment for such current expenses.

The sole officer and director of the Company is the also the majority shareholder of the Company holding 5,000,000 shares of the aggregate 6,799,600 or 74%.

The Company was incorporated on April 4, 2016 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. In May, 2016, the Company registered its common stock on a Form 10 registration statement filed pursuant to the Securities Exchange Act of 1934 and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and current reports under Rule 13(a) of the Exchange Act, as a public reporting company.

Pursuant to the change in control, the Company’s primary objective is to provide create its daily “charts,” delivered through 12 state-of-the-art apps. Each App will revolve around a specific trading strategy or market trend, such as the Head and Shoulders App, Bullish Wedge App, Commodities in Contango App, and Ascending Triangles App, among others. Through nuts-and-bolts data on market trends and sound real-world advice, subscribers find practical information they can use in their trading and investing.

2016 Year-End Analysis

The Company has received no income, has had no operations nor expenses, other than Delaware state fees and accounting fees as required for incorporation and for the preparation of the Company’s financial statements.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Item 8. Financial Statements and Supplementary Data

The financial statements for the year ended December 31, 2016 are attached hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with the Company’s accountants on accounting or financial disclosure for the period covered by this report.

Item 9A. Controls and Procedures

Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the fiscal year under the supervision and with the participation of the Company’s principal executive officer (who is also the principal financial officer). There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. Based upon that evaluation, the principal officer believes that the Company’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the day-to-day operations of the Company.

Management’s Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s sole officer, its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2016, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

KCCW Accountancy Corp., the independent registered public accounting firm of the Company, has not issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

In the fourth fiscal quarter of the year, the Company changed control and consequently the Company’s internal controls over its financial reporting were transferred to new management. However, such control rested with the principal officer prior to the change of control and with the change of control it continues to rest with the principal officer, the Company’s sole officer. Thus such change has not materially affected, or is not reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Officers and Directors

The Directors and Officers of the Company as of December 31, 2016 are as follows:

Name and age	Positions and Offices Held

David Meyers, 38 years	Director, President, Secretary, Treasure

The Company has no full time employees. David Meyers is the sole officer and director of the Company and its majority shareholder.

David Meyers serves as President, Treasurer, Secretary and sole director of the Company. Mr. Meyers has been a proprietary investor since 2006. From 2012 to 2015, Mr. Meyers formed and ran a successful online subscription newsletter publication, Common Man Investor. Mr. Meyers has made several appears on radio and CNBC for stock and market insights and has been a regular contributor to Jim Cramer’s site www.TheStreet.com.

Prior to the change in control of the Company on December 13, 2016, James Cassidy served as a director and its President and James McKillop served as a director and its Vice President. Messrs. Cassidy and McKillop may be deemed promoters of the Company.

James Cassidy, Esq., LL.B., LL.M., served as a director, president and secretary of the Company. Mr. Cassidy received a Bachelor of Science in Languages and Linguistics from Georgetown University in 1960, a Bachelor of Laws from The Catholic University School of Law in 1963, and a Master of Laws in Taxation from The Georgetown University School of Law in 1968. From 1963-1964, Mr. Cassidy was law clerk to the Honorable Inzer B. Wyatt of the United States District Court for the Southern District of New York. From 1964-1965, Mr. Cassidy was law clerk to the Honorable Wilbur K. Miller of the United States Court of Appeals for the District of Columbia. From 1969-1975, Mr. Cassidy was an associate of the law firm of Kieffer & Moroney and a principal in the law firm of Kieffer & Cassidy, Washington, D.C. From 1975 to date, Mr. Cassidy has been a principal in the law firm of Cassidy & Associates, and its predecessors, specializing in securities law and related corporate and federal taxation matters. Mr. Cassidy is a member of the bars of the District of Columbia and the State of New York, and is admitted to practice before the United States Tax Court and the United States Supreme Court.

James McKillop served as a director and vice president of the Company. Mr. McKillop began his career at Merrill Lynch. Mr. McKillop has also been involved in financial reporting and did a daily stock market update for KPCC radio in Pasadena, California. Mr. McKillop is the founder of MB Americus LLC which specializes in consulting and public relations. Mr. McKillop has provided consulting services to Tiber Creek Corporation for more than five years. Mr. McKillop has written articles for various publications on financial matters. He has been a past member of the World Affairs Council. Mr. McKillop received his Bachelor of Arts in Economics in 1984 from the University of California at Los Angeles.

There are no agreements or understandings for the officer or director to resign at the request of another person and the above-named officer and director is not acting on behalf of nor will act at the direction of any other person.

Director Compensation

Directors do not receive any compensation for serving on the Board of Directors.

Committees and Terms

The Board of Directors has not established any committees.

Conflicts of Interest

There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to the Company. However, any attempt by shareholders to enforce a liability of management to the Company would most likely be prohibitively expensive and time consuming.

Code of Ethics. The Company has not at this time adopted a Code of Ethics pursuant to rules described in Regulation S-K. The Company has no operations or business and does not receive any revenues. The adoption of an Ethical Code at this time would not serve the primary purpose of such a code to provide a manner of conduct as the development, execution and enforcement of such a code would be by the same persons and only persons to whom such code applied. Furthermore, because the Company does not have any activities, there are activities or transactions which would be subject to this code. As the Company develops, management will propose adoption of a Code of Ethics.

Corporate Governance. For reasons similar to those described above, the Company does not have a nominating nor audit committee of the board of directors. At this time, the Company has only one officer and one director. The Company receives no revenues. At such time that the Company enters into a business combination and/or has additional shareholders and a larger board of directors and commences activities, the Company will propose creating committees of its board of directors, including both a nominating and an audit committee. Management of the Company intends to review and implement, as necessary, procedures for shareholder nomination of members to the Company’s board of directors.

Item 11. Executive Compensation

The Company’s officer and director does not receive any compensation for services rendered to the Company other than the 5,000,000 shares of stock he initially received at the time of the change in control. The officer and director is not accruing any compensation pursuant to any agreement with the Company.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of any future employees.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth each person known by the Company to be the officer or director of the Company or a beneficial owner of five percent or more of the Company’s common stock. The Company does not have any compensation plans. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

	Amount of	Percent of
Name and Address of Beneficial Owner	Beneficial Ownership	Outstanding Stock(1)

David Meyers	5,000,000	74%

Director,President, Secretary, Treasurer 42211 North 42nd Drive, A105 Phoenix, Arizona 85086

All Executive Officers and

Directors as a Group (1 Persons)

(1) Based on 6,799,600 shares outstanding.

Item 13. Certain Relationships and Related Transactions and Director Independence

The Company initially issued a total of 20,000,000 shares of common stock pursuant to Section 4(2) of the Securities Act with a valuation of an aggregate of $2,000 of which an aggregate of 19,500,000 shares were redeemed, pro rata, from the two shareholders thereof whom may be considered initial promoters. Mr. Cassidy provided services to the Company without charge consisting of preparing and filing the charter corporate documents and preparing the initial registration statement on Form 10 which was filed prior to the change in control.

The Company is not currently required to maintain an independent director as defined by Rule 4200 of the Nasdaq Capital Market nor does it anticipate that it will be applying for listing of its securities on an exchange in which an independent directorship is required. It is likely that Mr. Meyers would not be considered an independent director if it were to do so.

Item 14. Principal Accounting Fees and Services.

The Company has no activities, no income and no expenses except for independent audit and Delaware state fees.

The Company’s president has donated his time in preparation and filing of all state and federal required taxes and reports.

Audit Fees

The aggregate fees incurred for each of the last two years for professional services rendered by the independent registered public accounting firm for the audits of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K and Form 10-Q reports and services normally provided in connection with statutory and regulatory filings or engagements were as follows:

December 31, 2016
Audit-Related Fees	$6,000

The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on pre-approval policies and procedures.

PART IV

Item 15. Exhibits, Financial Statement Schedules

There are no financial statement schedules nor exhibits filed herewith. The exhibits filed in earlier reports and the Company’s Form 10 are incorporated herein by reference.

Exhibits

31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101. INS	XBRL Instance Document.
101. SCH	XBRL Taxonomy Extension Schema Document.
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101. LAB	XBRL Taxonomy Extension Label Linkbase Document.
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A LA CARTE CHARTS CORPORATION

Dated: April 17, 2017	By:	/s/ David Meyers
President

Dated: April 17, 2017	By:	/s/ David Meyers
Chief Financial Officer

April 17, 2017

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

/s/ David Meyers	Director	April 17, 2017

A La Carte Charts Corporation

Financial Statements for the year ended December 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

A La Carte Charts Corporation

We have audited the balance sheet of A La Carte Charts Corporation (formerly known as Ruby Island Acquisition Corporation, the "Company") as of December 31, 2016, and the related statements of operations, stockholders' equity (deficit), and cash flows from April 4, 2016 (Inception Date) to December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016, and the results of its operations and its cash flows from April 4, 2016 (Inception Date) to December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced liquidity issues, including a working capital deficit. The Company has not generated sufficient cash flow to repay its current and future obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Further information and management's plans in regard to this uncertainty are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KCCW Accountancy Corp.

Alhambra, California

April 17, 2017

A La Carte Charts Corporation

(Formerly known as Ruby Island Acquisition Corporation)

Balance Sheet

December 31,
2016
ASSETS

Current Assets
Cash and cash equivalents	$1,468
Total Current Assets	1,468

Total Assets	$1,468

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accrued liabilities	$5,000
Payable to related party	600
Total Current Liabilities	5,600

Total Liabilities	5,600

Commitments and Contingencies (Note 5)

Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none outstanding at December 31, 2016	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 6,799,600 shares issued and outstanding at December 31, 2016	680
Discount on common stock	(520)
Additional paid in capital	8,868
Deficit accumulated during development stage	(13,160)
Total Stockholders' Deficit	(4,132)

Total Liabilities and Stockholders' Equity	$1,468

The accompanying notes are an integral part of these financial statements.

A La Carte Charts Corporation

(Formerly known as Ruby Island Acquisition Corporation)

Statement of Operations

For the period from April 4, 2016 (Inception) to December 31, 2016

Revenue	$-

Cost of Revenue	-

Gross Profit	-

Operating Expenses
General and administrative	13,160
Total Operating Expenses	13,160

Operating Loss From Operations	(13,160)

Other Income (Expenses)	-

Loss From Operations Before Income Tax	(13,160)

Provision For Income Tax	-

Net Loss	$(13,160)

Basic and Diluted Net Loss Per Share	$(0.00)

Weighted Average Number of Shares Outstanding	19,050,290

The accompanying notes are an integral part of these financial statements.

A La Carte Charts Corporation

(Formerly known as Ruby Island Acquisition Corporation)

Statement of Changes in Stockholders' Equity (Deficit)

	Common Shares		Discount on Common	Additional Paid-in	Accumulated
	Number	Par Value	Stock	Capital	Deficit	Total
Balance - April 4, 2016 (inception)	-	$-	$-	$-	$-	$-
Issuance of shares to founders	20,000,000	2,000	(2,000)	-	-	-
Capital contribution in settlement of obligations	-	-	-	1,312	-	1,312
Redemption of shares	(19,800,000)	(1,980)	1,980	-	-	-
Issuance of shares as a result of change in control	5,000,000	500	(500)	-	-	-
Issuance of shares for cash	920,000	92	-	828	-	920
Issuance of shares for settlement of licensing fees	679,600	68	-	6,728	-	6,796
Net loss	-	-	-	-	(13,160)	(13,160)
Balance - December 31, 2016	6,799,600	$680	$(520)	$8,868	$(13,160)	$(4,132)

The accompanying notes are an integral part of these financial statements.

A La Carte Charts Corporation

(Formerly known as Ruby Island Acquisition Corporation)

Statement of Cash Flows

For the period from April 4, 2016 (Inception) to December 31, 2016

Cash Flows from Operating Activities
Net loss	$(13,160)
Adjustment to reconcile net loss to net cash used in operating activities:
Expenses paid by stockholder as contributed capital	1,312
Licensing fees paid by issuance of common shares	6,796
Changes in operating assets and liabilities
Accrued liabilities	5,000
Net Cash Used in Operating Activities	(52)

Cash Flows from Financing Activities
Net cash proceeds from related party	600
Cash proceeds from sale of common shares	920
Net Cash Provided by Financing Activities	1,520

Net Increase in Cash and Cash Equivalents	1,468

Cash and Cash Equivalents, Beginning of the Period	-

Cash and Cash Equivalents, End of the Period	$1,468

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$-
Cash paid for interest	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Common stock issued to founders with no consideration	$20
Common stock issued to officer with no consideration	$500

The accompanying notes are an integral part of these financial statements.

A La Carte Charts Corporation

(Formerly known as Ruby Island Acquisition Corporation)

Notes to Financial Statements

December 31, 2016

NOTE 1 – NATURE OF OPERATIONS AND GOING CONCERN

As used herein and except as otherwise noted, the term “Company”, “it(s)”, “our”, “us”, “we” and “A La Carte” shall mean A La Carte Charts Corporation, a Delaware corporation.

A La Carte Charts Corporation, formerly known as Ruby Island Acquisition Corporation, incorporated on April 4, 2016 under the laws of the state of Delaware, A La Carte Charts Corporation (the "Company" or "ALCC"), a United States-based startup web and mobile application company designed to deliver informative products to the common investor in today's global markets and offer investors and traders a sophisticated, trustworthy, and individualized way to get actionable daily information for the burgeoning self-directed market. In May 2016, the Company filed a registration statement with the Securities and Exchange Commission on Form 10 by which it became a public reporting company. The main products of the Company are its daily “charts,” delivered through 12 state-of-the-art apps. Apps will each revolve around a specific trading strategy or market trend, such as the Head and Shoulders App, Bullish Wedge App, Commodities in Contango App, and Ascending Triangles App, among others. Through nuts-and-bolts data on market trends and sound real-world advice, subscribers find practical information they can use in their trading and investing.

On December 13, 2016, the Company implemented a change of control by redeeming shares of existing shareholders, issuing shares to new shareholders, electing new officers and directors and accepting the resignations of its then existing officers and directors. In connection with the change of control, the shareholders of the Company and its board of directors unanimously approved the change of the Company’s name from Ruby Island Acquisition Corporation to A La Carte Charts Corporation.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet generated any revenue and has sustained operating losses since April 4, 2016 (Inception Date) to date and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company incurred a net loss of $13,160 from Inception Date to the year ended December 31, 2016, used net cash in operating activities of $52, has a working capital deficit of $4,132, and has an accumulated deficit of $13,160 as of December 31, 2016. These factors, among others raise a substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

A La Carte Charts Corporation

(Formerly known as Ruby Island Acquisition Corporation)

Notes to Financial Statements

December 31, 2016

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following summary of significant accounting policies of the Company is presented to assist in the understanding of the Company’s financial statements. The financial statements and notes are the representation of the Company’s management who is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America ("GAAP") in all material respects, and have been consistently applied in preparing the accompanying financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the valuation of accounts and factored receivables, valuation of long-lived assets, accrued liabilities, note payable and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company had a cash balance of $1,468 as of December 31, 2016.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company does not have the cash balances in excess of the Federal Deposit Insurance Corporation limit at December 31, 2016.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

A La Carte Charts Corporation

(Formerly known as Ruby Island Acquisition Corporation)

Notes to Financial Statements

December 31, 2016

The Company follows the provisions of ASC 740-10, “Accounting for Uncertain Income Tax Positions.” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Earnings (Loss) Per Common Share

The Company computes net earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible note and preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At December 31, 2016, there were no convertible notes, options or warrants available for conversion that if exercised, may dilute future earnings per share.

Fair value of Financial Instruments and Fair Value Measurements

ASC 820, “Fair Value Measurements and Disclosures”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

A La Carte Charts Corporation

(Formerly known as Ruby Island Acquisition Corporation)

Notes to Financial Statements

December 31, 2016

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accrued liabilities and payable to related party. Pursuant to ASC 820, “Fair Value Measurements and Disclosures” and ASC 825, “Financial Instruments”, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Recent Accounting Pronouncements

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”). The new guidance is intended to reduce diversity in practice by adding or clarifying guidance on classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The amendments in this update should be applied retrospectively to all periods presented. The Company is currently evaluating the impact of adopting ASU 2016-18 noting it will only impact the Company to the extent it has restricted cash in the future.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently in the process of evaluating the impact of ASU 2016-15 on its financial statements.

A La Carte Charts Corporation

(Formerly known as Ruby Island Acquisition Corporation)

Notes to Financial Statements

December 31, 2016

In June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13, "Financial Instruments - Credit Losses (Topic 326)." The new standard amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating this guidance to determine the impact it may have on its financial statements.

In 2015, the FASB issued ASU No. 2015-17, “Income Taxes” (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires all deferred tax assets and liabilities to be classified as noncurrent in a classified balance sheet. Current US GAAP requires an entity to separate deferred tax assets and liabilities into current and noncurrent amounts in a classified balance sheet. For public entities, ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, ASU 2015-17 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018, and may be applied either prospectively or retrospectively, with early application permitted for financial statements that have not been previously issued. The Company has not yet determined the effect of the adoption of this standard on the Company’s financial position and results of operations.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. This standard is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, U.S. GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. We are currently evaluating the impact of this accounting standard.

A La Carte Charts Corporation

(Formerly known as Ruby Island Acquisition Corporation)

Notes to Financial Statements

December 31, 2016

NOTE 3 – ACCRUED LIABILITIES

The Company had accrued professional fees of $5,000 payable towards professional services to an unrelated party at December 31, 2016.

NOTE 4 – PAYABLE TO RELATED PARTY

Payable to related party amounted to $600 consist of fees paid by a shareholder on behalf of the Company as of December 31, 2016. Fees payable to related party are non-interest bearing, unsecured and due on demand as of December 31, 2016.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Legal Costs and Contingencies

In the normal course of business, the Company incurs costs to hire and retain external legal counsel to advise it on regulatory, litigation and other matters. The Company expenses these costs as the related services are received.

If a loss is considered probable and the amount can be reasonable estimated, the Company recognizes an expense for the estimated loss. If the Company has the potential to recover a portion of the estimated loss from a third party, the Company makes a separate assessment of recoverability and reduces the estimated loss if recovery is also deemed probable.

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company’s capitalization at December 31, 2016 was 100,000,000 authorized common shares with a par value of $0.0001 per share, and 20,000,000 authorized preferred shares with a par value of $0.0001 per share.

Common Stock

On April 4, 2016, the Company issued 20,000,000 shares of its common stock, at par value of $0.0001 per share, to two directors and officers at a discount of $2,000.

On December 13, 2016, the Company effectuated a change in control and redeemed 19,800,000 shares of its then outstanding 20,000,000 shares of common stock upon the resignation of two officers and directors. On December 14, 2016, the Company issued 5,000,000 shares of its common stock at par value, at a discount of $500, pursuant to Section 4(2) of the Securities Act of 1933 to David Meyers, the Company’s Chief Executive Officer, the sole officer and director.

The former officers and directors of the Company contributed as additional paid in capital in settlement of Company’s expenses of $1,312 as of December 31, 2016.

A La Carte Charts Corporation

(Formerly known as Ruby Island Acquisition Corporation)

Notes to Financial Statements

December 31, 2016

On December 19, 2016, the Company sold 920,000 shares of its common stock to the friends and family (“Investors”) at $0.01 per share and raised $920.00. All the stock certificates issued to the Investors have been affixed with an appropriate legend restricting sales and transfers. Therefore, based on the foregoing, the Company has issued the shares in reliance upon the exemptions from registration provided by Section 4a (2) of the Securities Act of 1933.

On December 28, 2016, the Company entered into a contract with two professional athletes and issued to each of them, 339,800 shares of common stock representing 5% (five percent) of the total issued and outstanding shares of common stock, in exchange for granting the Company license to use their name and likeness in association with the promotional use of the Company’s business activities and marketing of its products. The Company has issued to these two athletes a total of 679,600 shares of common stock at $6,796, or $0.01 per share on the date of issuance.

As a result of all common stock issuances, the total issued and outstanding shares of common stock at December 31, 2016 were 6,799,600.

Preferred stock

The Company is authorized to issue 20,000,000 shares of preferred stock. At December 31, 2016, the Company had no shares of preferred stock issued or outstanding.

NOTE 7 - INCOME TAX

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate of 34% and 8.7% state income tax rate for Delaware for the year ended December 31, 2016 to the income taxes reflected in the Statements of Operations:

For the year ended December 31, 2016
Tax expense at statutory rate - federal	(34.00)%
State tax expense, net of federal benefit	(5.74)%
Valuation allowance	39.74%
Tax expense at actual rate	-

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2016 are as follows:

For the year ended December 31, 2016
Deferred tax assets and liabilities:
Net operating loss carry forward	$5,230
Valuation allowance	(5,230)
Net deferred tax asset	$-

Deferred income taxes are provided for the tax effects of transactions reported in the financial statements and consist of deferred taxes related primarily to differences between the bases of certain assets and liabilities for financial and tax reporting. The deferred taxes represent the future tax return consequences of those differences, which will either be deductible or taxable when the assets and liabilities are recovered or settled.

A La Carte Charts Corporation

(Formerly known as Ruby Island Acquisition Corporation)

Notes to Financial Statements

December 31, 2016

At December 31, 2016, the Company had net operating loss carry-forwards of approximately $13,160 resulting in deferred tax assets recorded of $5,230, which begin to expire in 2034. The Company has recorded a 100% valuation allowance on the deferred tax assets due to the uncertainty of its realization. The net change in the valuation allowance for the year ended December 31, 2016 was an increase of $5,230.

In the normal course of business, the Company’s income tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessment by these taxing authorities. Accordingly, the Company believes that it is more likely than not that it will realize the benefits of tax positions it has taken in its tax returns or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with FASB ASC 740-10-15. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the company’s financial position. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2016, tax year 2016 remains open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through April 17, 2017, the date the financial statements were available to be issued, noting no items that would impact the accounting for events or transactions in the current period or require additional disclosure.

