Form 10-Q
period 2017-03-31
Ala Carte Charts Corp
filed 2017-05-15
CIK 1672900

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 000-55635

A LA CARTE CHARTS CORPORATION

(Exact name of small business issuer as specified in its charter)

DELAWARE	81-2355861
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

42211 North 42nd Drive, A105

Phoenix, Arizona 85086

(Address of principal executive offices)

(425) 949-9196

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☒   No  ☐

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding at May 15, 2017 was 6,799,600.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.

Forward-looking statements may include the words “may,” “could,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “desire,” “goal,” “should,” “objective,” “seek,” “plan,” “strive” or “anticipate,” as well as variations of such words or similar expressions, or the negatives of these words. These forward-looking statements present our estimates and assumptions only as of the date of this Form 10-Q. Except for our ongoing obligation to disclose material information as required by the federal securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement. We caution readers not to place undue reliance on any such forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes will likely vary materially from those indicated.

PART I.

Item 1. Financial Statements.

A LA CARTE CHARTS CORPORATION

Condensed Balance Sheets

	March 31, 2017	December 31, 2016
ASSETS	(Unaudited)

Current Assets
Cash and cash equivalents	$3,254	$1,468

Total Current Assets	3,254	1,468

Security deposits	4,017	-
Deferred cost	7,788	-
Total Assets	$15,059	$1,468

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued liabilities	$2,000	$5,000
Payable to related party	79,600	600
Total Current Liabilities	81,600	5,600

Total Liabilities	81,600	5,600

Commitments and Contingencies (Note 6)

Stockholders' Deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none outstanding at March 31,2017 and December 31, 2016, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 6,799,600 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	680	680
Discount on common stock	(520)	(520)
Additional paid in capital	8,868	8,868
Accumulated deficit	(75,569)	(13,160)
Total Stockholders' Deficit	(66,541)	(4,132)

Total Liabilities and Stockholders' Deficit	$15,059	$1,468

The accompanying notes are an integral part of these unaudited condensed financial statements.

A LA CARTE CHARTS CORPORATION

Condensed Statement of Operations

(Unaudited)

For the Three Months ended March 31,
2017

Revenue	$-

Cost of Revenue	-

Gross Profit	-

Operating Expenses
General and administrative	62,409
Total Operating Expenses	62,409

Loss From Operations Before Income Tax	(62,409)

Provision For Income Tax	-

Net Loss	$(62,409)

Basic and Diluted Net Loss Per Share	$(0.01)

Weighted Average Number of Shares Outstanding	6,799,600

The accompanying notes are an integral part of these unaudited condensed financial statements.

A LA CARTE CHARTS CORPORATION

Condensed Statement of Cash Flows

(Unaudited)

For the Three Months ended March 31, 2017

Cash Flows from Operating Activities
Net loss	$(62,409)
Adjustment to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
Security deposits	(4,017)
Accrued liabilities	(3,000)

Net Cash Used in Operating Activities	(69,426)

Cash Flows from Investing Activities
Payment advanced for leasehold improvements	(7,788)
Net Cash Used in Investing Activities	(7,788)

Cash Flows from Financing Activities
Cash proceeds from due to related party	79,000
Net Cash Provided by Financing Activities	79,000

Net Increase in Cash and Cash Equivalents	1,786

Cash and Cash Equivalents, Beginning of the Period	1,468

Cash and Cash Equivalents, End of the Period	$3,254

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$-
Cash paid for interest	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

A LA CARTE CHARTS CORPORATION

Notes to Condensed Financial Statements

March 31, 2017

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND GOING CONCERN

As used herein and except as otherwise noted, the term “Company”, “it(s)”, “our”, “us”, “we”, “ALCC” and “A La Carte” shall mean A La Carte Charts Corporation, a Delaware corporation.

A La Carte Charts Corporation, formerly known as Ruby Island Acquisition Corporation, was incorporated on April 4, 2016 under the laws of the state of Delaware. A La Carte Charts, a United States-based startup web and mobile application company was designed to deliver informative products to the common investor in today's global markets and offer investors and traders a sophisticated, trustworthy, and individualized way to get actionable daily information for the burgeoning self-directed market. In May 2016, the Company filed a registration statement with the Securities and Exchange Commission on Form 10 by which it became a public reporting company. The main products of the Company are its daily “charts,” delivered through 12 state-of-the-art apps. Apps will each revolve around a specific trading strategy or market trend, such as the Head and Shoulders App, Bullish Wedge App, Commodities in Contango App, and Ascending Triangles App, among others. Through nuts-and-bolts data on market trends and sound real-world advice, subscribers find practical information they can use in their trading and investing.

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

Basis of Presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at March 31, 2017, and the results of operations and cash flows for the three months ended March 31, 2017. The balance sheet as of December 31, 2016 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these interim condensed financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto contained in the Company’s 2016 Annual Report filed with the Securities and Exchange Commission on Form 10-K on April 17, 2017.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet generated any revenue and has sustained operating losses since April 4, 2016 (Inception Date) to date and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company incurred a net loss of $62,409 from January 1, 2017 to March 31, 2017, used net cash in operating activities of $69,426, has a working capital deficit of $78,346, and has an accumulated deficit of $75,569 as of March 31, 2017. These factors, among others raise a substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company had a cash balance of $3,254 and $1,468 as of March 31, 2017 and December 31, 2016, respectively.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company does not have the cash balances in excess of Federal Deposit Insurance Corporation limit at March 31, 2017 and December 31, 2016, respectively.

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

The Company follows the provisions of ASC 740-10, “Accounting for Uncertain Income Tax Positions.” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying condensed balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Earnings (Loss) Per Common Share

The Company computes net earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible note and preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At March 31, 2017 and December 31, 2016, there were no convertible notes, options or warrants available for conversion that if exercised, may dilute future earnings per share.

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

The Company’s financial instruments consist principally of cash, prepaid deposits, accrued liabilities and payable to related party. Pursuant to ASC 820, “Fair Value Measurements and Disclosures” and ASC 825, “Financial Instruments”, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. This standard is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, U.S. GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. Management believes that the impact of this ASU to the Company’s financial statements would be insignificant.

NOTE 3 – DEFERRED COST

On March 23, 2017, the Company paid $7,788 as an advance payment towards lease improvements for its new office facility (Note 6). The Company leases the new office facility starting April 1, 2017. The Company recorded the advance payment for leasehold improvements as deferred cost as of March 31, 2017.

 NOTE 4 – ACCRUED LIABILITIES

The Company had accrued professional fees of $2,000 and $5,000 at March 31, 2017 and December 31, 2016, respectively.

NOTE 5 – PAYABLE TO RELATED PARTY

Payable to related party amounted to $79,600 and $600 at March 31, 2017 and December 31, 2016, respectively, consists of funds advanced to the Company by its President for the its working capital needs. Funds advanced to the Company by the President are non-interest bearing, unsecured and due on demand at March 31, 2017 and December 31, 2016.

NOTE 6 – COMMITMENTS  AND CONTINGENCIES

On February 13, 2017, the Company executed a non-cancellable triple-net operating lease of approximately 2,101 square feet for its principal office with the lease commencing on April 1, 2017 for a three (3) years term. The Company paid a security deposit of $4,017 on March 7, 2017 upon execution of the lease. The lease required the Company to pay to landlord monthly operating expenses including but not limited to property taxes, insurance and maintenance of the property. Such operating expenses will not exceed 5% of annual rent. Future minimum lease commitments of the Company are as follows:

Amount
For the years ending December 31,
2017	$14,182
2018	19,334
2019	19,903
2020	3,388
Total	$56,807

The Company recorded the rent expense of $0 for the three months ended March 31, 2017.

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

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company’s capitalization at March 31, 2017 was 100,000,000 authorized common shares with a par value of $0.0001 per share, and 20,000,000 authorized preferred shares with a par value of $0.0001 per share.

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

On December 28, 2016, the Company entered into a contract with two professional athletes and issued to each of them, 339,800 shares of common stock representing 5% (five percent) of the total issued and outstanding shares of common stock, in exchange for granting the Company license to use their name and likeness in association with the promotional use of the Company’s business activities and marketing of its products. The Company has issued to these two athletes a total of 679,600 shares of common stock at their fair value of $6,796 on the date of issuance.

As a result of all common stock issuances, the total issued and outstanding shares of common stock at March 31, 2017 and December 31, 2016 were 6,799,600.

Preferred stock

The Company is authorized to issue 20,000,000 shares of preferred stock. The Company had no shares of preferred stock issued or outstanding at March 31, 2017 and December 31, 2016, respectively.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through May 15, 2017, the date the financial statements were available to be issued, noting no items that would impact the accounting for events or transactions in the current period or require additional disclosure.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

This Quarterly Report Form 10-Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

We are a development stage enterprise and were incorporated in the State of Delaware in April 2016. As of the periods from inception, through the date of this quarterly report, we did not generate any revenue and incurred expenses and operating losses, as part of its development stage activities. We have experienced a net loss of $62,409 for the three months ended March 31, 2017, working capital deficiency of $78,346, and an accumulated deficit of $75,569 at March 31, 2017.

We anticipate that we will need substantial working capital over the next 12 months to continue as a going concern and to expand our operations to distribute, sell and market products and solutions. Our independent auditors have expressed substantial doubt as to the ability of the Company to continue as a going concern. Unless we are able to generate sufficient cash flows from operations and/or obtain additional financing, there is a substantial doubt as to the ability of the Company to continue as a going concern. We intend to make an equity offering of our common stock for the acquisition and operation expenses. If we cannot raise the required cash, we will issue additional shares of our common stock in lieu of cash.

Our Current Business

We are a United States-based startup web and mobile application company designed to deliver informative products to the common investor in today’s global markets. We intend to offer investors and traders a sophisticated, trustworthy, and individualized way to get actionable daily information for the burgeoning self-directed market. Over the past few years, our founder David Meyers has developed a unique collection of daily information sources that provide systematic and common sense intel for making trades on virtually any market. Mr. Meyers has become an investment guru to the everyday investor as a go-to expert on CNBC and TheStreet.com, among others. Common Man Investor is the resulting platform that is being launched to further this reach and provide a series of digital products for the everyday, “Common Man” investor.

We intend to earn revenue from single app and package purchases of our mobile app products. The main consumer-facing products will be a series of mobile applications that boil investing down to its most simple elements. A La Carte Charts has narrowed down the 12 most popular charts that today’s traders and investors look for. The 12 chart apps will be available a la carte for a $4.99 monthly subscription fee, packaged as a group for $49.99 a month. A La Carte Charts will also sell training videos with the instructional strategies, as well as an ever-growing list of products through ALaCarteCharts.com, and as in-app purchases through the apps themselves.

Results of Operations

Our results of operations for the three months ended March 31, 2017 included the operation of the Company. We reported a net loss of $62,409 applicable to the Company’s common stockholders for the three months ended March 31, 2017. The loss resulted primarily due to the costs incurred of $26,500 in developing new software apps, $30,000 in marketing and advertising expense of its software apps charts, and general and administrative expenses of $5,909.

Liquidity and Capital Resources

Cash and cash equivalents were $3,254 at March 31, 2017 as compared to $1,468 at December 31, 2016. As shown in the accompanying financial statements, we recorded a loss of $62,409 for the three months ended March 31, 2017. Our working capital deficit at March 31, 2017 was $78,346, and net cash used in operating activities for the three months ended March 31, 2017 was $69,426. These factors and our ability to raise additional capital to accomplish our objectives, raises doubt about our ability to continue as a going concern. We expect our expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the development of additional software apps. We anticipate generating only minimal revenues over the next twelve months. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

We presently do not have any significant credit available, bank financing or other external sources of liquidity. Due to our operating losses, our operations have not been a source of liquidity. We will need to obtain additional capital in order to expand operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations. Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to existing shareholders. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing.

No assurance can be given that sources of financing will be available to us and/or that demand for our equity/debt instruments will be sufficient to meet our capital needs, or that financing will be available on terms favorable to us. If funding is insufficient at any time in the future, we may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of our planned service development and marketing efforts, any of which could have a negative impact on our business and operating results. In addition, insufficient funding may have a material adverse effect on our financial condition, which could require us to:

●	Curtail our operations significantly

●	Sell our software apps or seek arrangements with strategic partners or other parties that may require us to relinquish significant rights to our software apps, or

●	Explore other strategic alternatives including a merger or sale of our Company.

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2017 was $69,426 which resulted primarily from our net loss of $62,409, increase in security deposit of $4,017, and a decrease in accrued liabilities of $3,000.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2017 was $7,788 primarily due to the advance payments for leasehold improvements of $7,788 for lease of new office premises.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2017 was $79,000 primarily due to cash received from the president for our working capital needs.

As a result of the above activities, we experienced a net increase in cash of $1,786 for the three months ended March 31, 2017. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or from sale of our common shares.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements which we have prepared in accordance with U.S. generally accepted accounting principles. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We have identified the following accounting policies that we believe require application of management’s most subjective judgments, often requiring the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our actual results could differ from these estimates and such differences could be material.

While our significant accounting policies are described in more details in Note 2 of our annual financial statements included in our Annual Report filed with the SEC on April 17, 2017, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

JOBS Act Accounting Election

We are an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards, and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

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

Development Stage and Capital Resources

The Company has devoted substantially all of its efforts to business planning since its inception on April 4, 2016. Accordingly, the Company is considered to be in the development stage. The Company has not generated revenues from its operations, and it will not commence generating revenues until sometime during the fourth quarter of 2017.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements as defined in Item 303(c) of the SEC’s Regulation S-B. We did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special-purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect and that may impact our financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks.

Not Applicable.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2017 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1.	Legal Proceedings.

We are not a party to any legal proceedings.

Item 1A.	Risk Factors.

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

(a) Exhibits.

Exhibit	Item
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A LA CHARTS CORPORATION

Date: May 15, 2017	/s/ David Meyers
David Meyers, President (Principal Executive Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Item
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

