Form 10-Q
period 2017-06-30
Ala Carte Charts Corp
filed 2017-08-14
CIK 1672900

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding at August 11, 2017 was 6,799,600.

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

PART I.

Item 1. Financial Statements.

A LA CARTE CHARTS CORPORATION

Condensed Balance Sheets

	June 30	December 31,
	2017	2016
ASSETS	(Unaudited)

Current Assets
Cash and cash equivalents	$124	$1,468
Other receivable	6,303	-
Total Current Assets	6,427	1,468

Property and Equipment, net	10,829	-
Security deposits	4,018	-
Total Assets	$21,274	$1,468

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued liabilities	$2,000	$5,000
Payable to related party	127,600	600
Total Current Liabilities	129,600	5,600

Commitments and Contingencies (Note 6)

Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding at June 30, 2017 and December 31, 2016, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 6,799,600 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	680	680
Discount on common stock	(520)	(520)
Additional paid in capital	8,868	8,868
Deficit accumulated during development stage	(117,354)	(13,160)
Total Stockholders' Deficit	(108,326)	(4,132)

Total Liabilities and Stockholders' Deficit	$21,274	$1,468

The accompanying notes are an integral part of these unaudited condensed financial statements.

A LA CARTE CHARTS CORPORATION

Condensed Statements of Operations

(Unaudited)

	For the Three Months ended June 30, 2017	For the Six Months ended June 30, 2017

Revenue	$-	$-

Cost of Revenue	-	-

Gross Profit	-	-

Operating Expenses
General and administrative	41,786	104,194
Total Operating Expenses	41,786	104,194

Loss From Operations Before Income Tax	(41,786)	(104,194)

Provision For Income Tax	-	-

Net Loss	$(41,786)	$(104,194)

Basic and Diluted Net Loss Per Share	$(0.01)	$(0.02)

Weighted Average Number of Shares Outstanding	6,799,600	6,799,600

The accompanying notes are an integral part of these unaudited condensed financial statements.

A LA CARTE CHARTS CORPORATION

Condensed Statement of Cash Flows

(Unaudited)

For the Six Months ended June 30, 2017

Cash Flows from Operating Activities
Net loss	$(104,194)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	923
Changes in operating assets and liabilities
Other receivables	(6,303)
Security deposits	(4,018)
Accrued liabilities	(3,000)
Net Cash Used in Operating Activities	(116,592)

Cash Flows from Investing Activities
Cash paid for purchase of property and equipment	(11,752)
Net Cash Used in Investment Activities	(11,752)

Cash Flows from Financing Activities
Cash proceeds from due to related party	127,000
Net Cash Provided by Financing Activities	127,000

Net Increase in Cash and Cash Equivalents	(1,344)

Cash and Cash Equivalents, Beginning of the Period	1,468

Cash and Cash Equivalents, End of the Period	$124

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$-
Cash paid for interest	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

A LA CARTE CHARTS CORPORATION

Notes to Condensed Financial Statements

June 30, 2017

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND GOING CONCERN

As used herein and except as otherwise noted, the term “Company”, “it(s)”, “our”, “us”, “we”, “ALCC” and “A La Carte” shall mean A La Carte Charts Corporation, a Delaware corporation.

A La Carte Charts Corporation, formerly known as Ruby Island Acquisition Corporation, was incorporated on April 4, 2016 under the laws of the state of Delaware. A La Carte Charts, a United States-based startup web and mobile application company was designed to deliver informative products to the common investor in today's global markets and offer investors and traders a sophisticated, trustworthy, and individualized way to get actionable daily information for the burgeoning self-directed market. In May 2016, the Company filed a registration statement with the Securities and Exchange Commission (“SEC”) on Form 10 by which it became a public reporting company. On June 2, 2017, the Company filed a registration statements on Form S-1 with the SEC offering to sell 2,000,000 shares of its common stock at $2.50 per share and 780,000 shares of common stock offered to sell by selling shareholders at $2.50 per share. The registration statement filed on June 2, 2017 became effective on July 18, 2017. The main products of the Company are its daily “charts,” delivered through 12 state-of-the-art apps. Apps will each revolve around a specific trading strategy or market trend, such as the Head and Shoulders App, Bullish Wedge App, Commodities in Contango App, and Ascending Triangles App, among others. Through nuts-and-bolts data on market trends and sound real-world advice, subscribers find practical information they can use in their trading and investing.

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

Basis of Presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at June 30, 2017, and the results of operations and cash flows for the three months and six months ended June 30, 2017. The balance sheet as of December 31, 2016 is derived from the Company’s audited financial statements.

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

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet generated any revenue and has sustained operating losses since April 4, 2016 (Inception Date) to date and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company incurred a net loss of $104,194 from January 1, 2017 to June 30, 2017, used net cash in operating activities of $116,592, has a working capital deficit of $123,173, and has an accumulated deficit of $117,354 as of June 30, 2017. These factors, among others raise a substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company had a cash balance of $124 and $1,468 as of June 30, 2017 and December 31, 2016, respectively.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful life of the assets from three to five years. Expenditures for maintenance and repairs are charged to expense as incurred.

Research and Development and Software Development Costs

All research and development costs are expenses as incurred. Costs of software developed for internal use are capitalized in accordance with the FASB's guidance during the application development stage and are then amortized over the estimated useful life of the software, which to date has been five years or less once the software is ready for its intended use.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company does not have the cash balances in excess of Federal Deposit Insurance Corporation limit at June 30, 2017 and December 31, 2016, respectively.

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

Earnings (Loss) Per Common Share

The Company computes net earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible note and preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At June 30, 2017 and December 31, 2016, there were no convertible notes, options or warrants available for conversion that if exercised, may dilute future earnings per share.

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

The Company’s financial instruments consist principally of cash, other receivables, accrued liabilities and payable to related party. Pursuant to ASC 820, “Fair Value Measurements and Disclosures” and ASC 825, “Financial Instruments”, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

NOTE 3 – OTHER RECEIVABLES

Other receivables consist of amounts due from the landlord towards the costs of the leasehold improvements reimbursement pursuant to the lease agreement. The amount due from the landlord was $6,303 as of June 30, 2017.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of:

Description	June 30, 2017	December 31, 2016
	(Unaudited)
Leasehold Improvements	$11,029	$-
Furniture and fixtures	723	-
	11,752	-
Less: Accumulated depreciation and amortization	(923)	-
Total	$10,829	$-

The Company recorded $923 depreciation and amortization expense for the three months and six months ended June 30, 2017.

NOTE 5 – ACCRUED LIABILITIES

The Company has accrued professional fees of $2,000 and $5,000 at June 30, 2017 and December 31, 2016, respectively.

NOTE 6 – PAYABLE TO RELATED PARTY

Payable to related party amounted to $127,600 and $600 at June 30, 2017 and December 31, 2016, respectively, consists primarily of funds advanced to the Company by its President for the its working capital needs. Funds advanced to the Company by the President are non-interest bearing, unsecured and due on demand at June 30, 2017 and December 31, 2016.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

On February 13, 2017, the Company executed a non-cancellable triple-net operating lease of approximately 2,101 square feet for its principal office with the lease commencing on April 1, 2017 for a three (3) years term. The Company paid a security deposit of $4,018 on March 7, 2017 upon execution of the lease. The lease required the Company to pay to landlord monthly operating expenses including but not limited to property taxes, insurance and maintenance of the property. Such operating expenses will not exceed 5% of annual rent. In addition, the Company received a rent abatement of one month at the inception of the lease.

Future minimum lease commitments of the Company as of June 30, 2017 are as follows:

Amount
For the years ending December 31,
2017	$9,455
2018	19,334
2019	19,902
2020	3,519
Total	$52,210

The Company recorded the rent expense of $2,347 for the three months and six months ended June 30, 2017.

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

NOTE 8 – STOCKHOLDERS’ DEFICIT

The Company’s capitalization at June 30, 2017 was 100,000,000 authorized common shares with a par value of $0.0001 per share, and 20,000,000 authorized preferred shares with a par value of $0.0001 per share.

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

The former officers and directors of the Company contributed as additional paid in capital in settlement of Company’s operating expenses of $1,312 as of December 31, 2016.

On December 19, 2016, the Company sold 920,000 shares of its common stock to the friends and family (“Investors”) at $0.01 per share and raised $920. All the stock certificates issued to the Investors have been affixed with an appropriate legend restricting sales and transfers. Therefore, based on the foregoing, the Company has issued the shares in reliance upon the exemptions from registration provided by Section 4a (2) of the Securities Act of 1933.

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

As a result of all common stock issuances, the total issued and outstanding shares of common stock at June 30, 2017 and December 31, 2016 were 6,799,600.

Preferred stock

The Company is authorized to issue 20,000,000 shares of preferred stock. The Company has not issued any preferred stock as of June 30, 2017 and December 31, 2016, respectively.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through August 11, 2017, the date the financial statements were available to be issued, noting no items that would impact the accounting for events or transactions in the current period or require additional disclosure.

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

We are a development stage enterprise and were incorporated in the State of Delaware in April 2016. As of the periods from inception, through the date of this quarterly report, we did not generate any revenue and incurred expenses and operating losses, as part of its development stage activities. We have experienced a net loss of $104,194 for the six months ended June 30, 2017, working capital deficiency of $123,173, and an accumulated deficit of $117,354 at June 30, 2017.

We anticipate that we will need substantial working capital over the next 12 months to continue as a going concern and to expand our operations to distribute, sell and market products and solutions. Our independent auditors have expressed substantial doubt as to the ability of the Company to continue as a going concern. Unless we are able to generate sufficient cash flows from operations and/or obtain additional financing, there is a substantial doubt as to the ability of the Company to continue as a going concern. On June 2, 2017, we filed a registration statements on Form S-1 with the SEC offering to sell 2,000,000 shares of our common stock at $2.50 per share and 780,000 shares of common stock offered to sell by selling shareholders at $2.50 per share. The registration statement filed on June 2, 2017 became effective on July 18, 2017. We intend to make an equity offering of our common stock for the acquisition and operation expenses. If we cannot raise the required cash, we will issue additional shares of our common stock in lieu of cash.

Our Current Business

We are a United States-based startup web and mobile application company designed to deliver informative products to the common investor in today’s global markets. We intend to offer investors and traders a sophisticated, trustworthy, and individualized way to get actionable daily information for the burgeoning self-directed market. Over the past few years, our founder David Meyers has developed a unique collection of daily information sources that provide systematic and commonsense intel for making trades on virtually any market. Mr. Meyers has become an investment guru to the everyday investor as a go-to expert on CNBC and TheStreet.com, among others. Common Man Investor is the resulting platform that is being launched to further this reach and provide a series of digital products for the everyday, “Common Man” investor.

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

Results of Operations

Our results of operations for the three months ended June 30, 2017 included the operation of the Company. We reported a net loss of $41,786 applicable to the Company’s common stockholders for the three months ended June 30, 2017. The losses resulted primarily due to the costs incurred of $24,000 in developing new software apps, $6,644 in consulting fees, $3,717 in SEC filing fees, and $7,425 in general and administrative expenses.

Our results of operations for the six months ended June 30, 2017 included the operation of the Company. We reported a net loss $104,194 applicable to the Company’s common stockholders for the six months ended June 30, 2017. The losses resulted primarily due to the costs incurred of $50,500 in developing new software apps, $30,000 in marketing and advertising expense of its software apps charts, $10,144 in consulting fees, $3,717 in SEC Filing fees, and $9,833 in general and administrative expenses.

Liquidity and Capital Resources

Cash and cash equivalents were $124 at June 30, 2017 as compared to $1,468 at December 31, 2016. As shown in the accompanying financial statements, we recorded a loss of $104,194 for the six months ended June 30, 2017. Our working capital deficit at June 30, 2017 was $123,173, and net cash used in operating activities for the six months ended June 30, 2017 was $116,592. These factors and our ability to raise additional capital to accomplish our objectives, raises doubt about our ability to continue as a going concern. We expect our expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the development of additional software apps. We anticipate generating only minimal revenues over the next twelve months. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

We presently do not have any significant credit available, bank financing or other external sources of liquidity. Due to our operating losses, our operations have not been a source of liquidity. We will need to obtain additional capital to expand operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding.

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

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2017 was $116,592 which resulted primarily from our net loss of $104,194, depreciation and amortization of $923, increase in other receivables of $6,303, security deposit of $4,018, and a decrease in accrued liabilities of $3,000.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2017 was $11,752 primarily due to the cash payments for leasehold improvements for new office premises and purchase of furniture and fixtures.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2017 was $127,000 primarily due to cash received from the president for our working capital needs.

As a result of the above activities, we experienced a net decrease in cash of $1,344 for the six months ended June 30, 2017. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or from sale of our common shares.

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

Research and Development and Software Development Costs

All research and development costs are expenses as incurred. Costs of software developed for internal use are capitalized in accordance with the FASB's guidance during the application development stage and are then amortized over the estimated useful life of the software, which to date has been five years or less once the software is ready for its intended use.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2017 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1.	Legal Proceedings.

We are not a party to any legal proceedings.

Item 1A.	Risk Factors.

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a) Exhibits.

Exhibit	Item
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A LA CARTE CHARTS CORPORATION

Date: August 11, 2017	/s/ David Meyers
David Meyers, President (Principal Executive Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Item
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

