Form 10-Q/A
period 2017-06-30
Ala Carte Charts Corp
filed 2017-08-21
CIK 1672900

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding at August 18, 2017 was 6,799,600.

Explanatory Note

We are filing this Amendment No. 1 (the “Amendment”) on Form 10-Q/A to amend our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 (the “Original Filing”) that was filed with the Securities and Exchange Commission on August 14, 2017.  The unaudited interim financial information presented in the Original Filing failed to include the comparative Statement of Operations and Statement of Cash Flows for the period from April 4, 2016 (inception) to June 30, 2016. Research and development costs for the three and six months ended June 30, 2017 are reclassified from general and administrative expenses and separately presented in the Statement of Operations in this Amendment.

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety. However, this Form 10-Q/A only amends Items 1 and 2 of Part 1 of the Original Filing, in each case, solely as a result of, and to reflect, the amended information, and no other information in the Original Filing is amended hereby.  The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, and are attached as Exhibits 31.1, 31.2, and 32.1 to this report.

Except for the foregoing amended information, this Form 10-Q/A continues to speak as of the dates of the Original Filing, and the Company has not updated the disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the filings of the Original Filing or other disclosures necessary to reflect subsequent events will be addressed in any reports filed with the SEC subsequent to this filing.

TABLE OF CONTENTS

Page No.
PART I.

Item 1. Financial Statements.	1

Condensed Balance Sheets as of June 30, 2017 (Unaudited) and December 31, 2016	1

Condensed Statements of Operations for the Three Months and Six Months ended June 30, 2017 and for the period from April 4, 2016 (inception) to June 30, 2016 (Unaudited)	2

Condensed Statements of Cash Flows for the Six Months ended June 30, 2017 and for the period from April 4, 2016 (inception) to June 30, 2016 (Unaudited)	3

Notes to Unaudited Condensed Financial Statements	4

Item 2. Management’s Discussion and Analysis or Plan of Operation	9

Item 3. Quantitative and Qualitative Disclosures About Market Risks.	11

Item 4. Controls and Procedures	11

PART II.

Item 1. Legal Proceedings.	12

Item 1A. Risk Factors.	12

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	12

Item 3. Defaults Upon Senior Securities.	12

Item 4. Mine Safety Disclosures.	12

Item 5. Other Information.	12

Item 6. Exhibits.	12

SIGNATURES	13

EXHIBIT INDEX	14

1

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.

Forward-looking statements may include the words “may,” “could,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “desire,” “goal,” “should,” “objective,” “seek,” “plan,” “strive” or “anticipate,” as well as variations of such words or similar expressions, or the negatives of these words. These forward-looking statements present our estimates and assumptions only as of the date of this Form 10-Q/A. Except for our ongoing obligation to disclose material information as required by the federal securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement. We caution readers not to place undue reliance on any such forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes will likely vary materially from those indicated.

PART I.

Item 1. Financial Statements.

A La Carte Charts Corporation
Condensed Balance Sheets

	June 30, 2017	December 31, 2016
ASSETS	(Unaudited)

Current Assets
Cash and cash equivalents	$124	$1,468
Other receivable	6,303	-
Total Current Assets	6,427	1,468

Property and Equipment, net	10,829	-
Security deposits	4,018	-
Total Assets	$21,274	$1,468

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued liabilities	$2,000	$5,000
Payable to related party	127,600	600
Total Current Liabilities	129,600	5,600

Commitments and Contingencies (Note 7)

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding at June 30, 2017 and December 31, 2016, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 6,799,600 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	680	680
Discount on common stock	(520)	(520)
Additional paid in capital	8,868	8,868
Deficit accumulated during development stage	(117,354)	(13,160)
Total Stockholders’ Deficit	(108,326)	(4,132)

Total Liabilities and Stockholders’ Deficit	$21,274	$1,468

The accompanying notes are an integral part of these unaudited condensed financial statements.

A La Carte Charts Corporation
Condensed Statements of Operations
(Unaudited)

	For the Three Months ended June 30, 2017	For the Six Months ended June 30, 2017	For the period from April 4, 2016 (Inception) to June 30, 2016

Revenue	$-	$-	$-

Cost of Revenue	-	-	-

Gross Profit	-	-	-

Operating Expenses
General and administrative	17,786	53,694	1,562
Research and development	24,000	50,500	-
Total Operating Expenses	41,786	104,194	1,562

Loss from Operations Before Income Tax	(41,786)	(104,194)	(1,562)

Provision for Income Tax	-	-	-

Net Loss	$(41,786)	$(104,194)	$(1,562)

Basic and Diluted Net Loss Per Share	$(0.01)	$(0.02)	$(0.00)

Weighted Average Number of Shares Outstanding	6,799,600	6,799,600	20,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

A La Carte Charts Corporation
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months ended June 30, 2017	For the period from April 4, 2016 (Inception) to June 30, 2016

Cash Flows from Operating Activities
Net loss	$(104,194)	$(1,562)
Adjustment to reconcile net loss to net cash used in operating activities:
Expenses paid for by stockholder and contributed as capital	-	312
Depreciation and amortization	923	-
Changes in operating assets and liabilities
Other receivables	(6,303)	-
Security deposits	(4,018)	-
Accrued liabilities	(3,000)	1,250
Net Cash Used in Operating Activities	(116,592)	-

Cash Flows from Investing Activities
Cash paid for purchase of property and equipment	(11,752)	-
Net Cash Used in Investment Activities	(11,752)	-

Cash Flows from Financing Activities
Cash proceeds from due to related party	127,000	-
Net Cash Provided by Financing Activities	127,000	-

Net Decrease in Cash and Cash Equivalents	(1,344)	-

Cash and Cash Equivalents, Beginning of the Period	1,468	-

Cash and Cash Equivalents, End of the Period	$124	$-

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

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

A La Carte Charts Corporation, formerly known as Ruby Island Acquisition Corporation, was incorporated on April 4, 2016 under the laws of the state of Delaware. A La Carte Charts, a United States-based startup web and mobile application company was designed to deliver informative products to the common investor in today’s global markets and offer investors and traders a sophisticated, trustworthy, and individualized way to get actionable daily information for the burgeoning self-directed market. In May 2016, the Company filed a registration statement with the Securities and Exchange Commission (“SEC”) on Form 10 by which it became a public reporting company. On June 2, 2017, the Company filed a registration statements on Form S-1 with the SEC offering to sell 2,000,000 shares of its common stock at $2.50 per share and 780,000 shares of common stock offered to sell by selling shareholders at $2.50 per share. The registration statement filed on June 2, 2017 became effective on July 18, 2017.

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

Basis of Presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at June 30, 2017, and the results of operations and cash flows for the three months and six months ended June 30, 2017 and for the period from April 4, 2016 (inception) to June 30, 2016. The balance sheet as of December 31, 2016 is derived from the Company’s audited financial statements.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following summary of significant accounting policies of the Company is presented to assist in the understanding of the Company’s financial statements. The financial statements and notes are the representation of the Company’s management who is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying financial statements.

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

Research and Development and Software Development Costs

All research and development costs are expenses as incurred. Costs of software developed for internal use are capitalized in accordance with the FASB’s guidance during the application development stage and are then amortized over the estimated useful life of the software, which to date has been five years or less once the software is ready for its intended use. Research and development costs for the three months and six months period ended June 30, 2017 were $24,000 and $50,500 as compared to $0 for the same comparable periods in 2016, were mainly for the development of web applications that are used by the Company in displaying daily charts through these state of the art apps.

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

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326).” The new standard amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating this guidance to determine the impact it may have on its financial statements.

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

The Company recorded $923 depreciation and amortization expense for the three months and six months ended June 30, 2017 and $0 for the same comparable periods of 2016.

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

The Company recorded the rent expense of $2,347 for the three months and six months ended June 30, 2017 and $0 for the same comparable periods of 2016.

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

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through August 18, 2017, the date the financial statements were available to be issued, noting no items that would impact the accounting for events or transactions in the current period or require additional disclosure.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

This Quarterly Report Form 10-Q/A contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

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

Results of Operations

Our results of operations for the three months ended June 30, 2017 and for the period from April 4, 2016 (inception) to June 30, 2016 included the operation of the Company. We reported a net loss of $41,786 applicable to the Company’s common stockholders for the three months ended June 30, 2017 as compared to a net loss of $1,562 for the period from April 4, 2016 (inception) to June 30, 2016. The loss in 2017 resulted primarily due to the costs incurred of $24,000 in developing new software apps, $6,644 in consulting fees, $3,717 in SEC filing fees, and $7,425 in general and administrative expenses. The loss in 2016 resulted due to the costs incurred of $1,562 in general and administrative expense.

Our results of operations for the six months ended June 30, 2017 and for the period from April 4, 2016 (inception) to June 30, 2016 included the operation of the Company. We reported a net loss $104,194 applicable to the Company’s common stockholders for the six months ended June 30, 2017 as compared to a net loss of $1,562 for the period from April 4, 2016 (inception) to June 30, 2016. The loss in 2017 resulted primarily due to the costs incurred of $50,500 in developing new software apps, $30,000 in marketing and advertising expense of its software apps charts, $10,144 in consulting fees, $3,717 in SEC Filing fees, and $9,833 in general and administrative expenses. The loss in 2016 resulted due to the costs incurred of $1,562 in general and administrative expense.

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

Research and Development and Software Development Costs

All research and development costs are expenses as incurred. Costs of software developed for internal use are capitalized in accordance with the FASB’s guidance during the application development stage and are then amortized over the estimated useful life of the software, which to date has been five years or less once the software is ready for its intended use. Research and development costs for the three months and six months period ended June 30, 2017 were $24,000 and $50,500 as compared to $0 for the same comparable periods in 2016, were mainly for the development of web applications that are used by the Company in displaying daily charts through these state of the art apps.

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

A LA CARTE CHARTS CORPORATION

Date: August 18, 2017	/s/ David Meyers
David Meyers, President (Principal Executive Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Item
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

