Form 10-Q
period 2017-09-30
Ala Carte Charts Corp
filed 2017-11-14
CIK 1672900

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding at November 14, 2017 was 6,911,600.

TABLE OF CONTENTS

Page No.
PART I.

Item 1. Financial Statements.	1

Condensed Balance Sheets as of September 30, 2017 (Unaudited) and December 31, 2016	1

Condensed Statements of Operations for the Three Months and Nine Months ended September 30, 2017 and for the period from April 4, 2016 (inception) to September 30, 2016 (Unaudited)	2

Condensed Statements of Cash Flows for the Nine Months ended September 30, 2017 and for the period from April 4, 2016 (inception) to September 30, 2016 (Unaudited)	3

Notes to Unaudited Condensed Financial Statements	4

Item 2. Management’s Discussion and Analysis or Plan of Operation	9

Item 3. Quantitative and Qualitative Disclosures About Market Risks.	11

Item 4. Controls and Procedures	11

PART II.

Item 1. Legal Proceedings.	12

Item 1A. Risk Factors.	12

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	12

Item 3. Defaults Upon Senior Securities.	12

Item 4. Mine Safety Disclosures.	12

Item 5. Other Information.	12

Item 6. Exhibits.	12

SIGNATURES	13

EXHIBIT INDEX	14

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

PART I.

Item 1. Financial Statements.

A La Carte Charts Corporation

Condensed Balance Sheets

	September 30, 2017	December 31, 2016
ASSETS	(Unaudited)

Current Assets
Cash and cash equivalents	$4,524	$1,468
Total Current Assets	4,524	1,468

Property and equipment, net	9,886	-
Security deposits	4,018	-
Total Assets	$18,428	$1,468

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued liabilities	$7,878	$5,000
Payable to related party	123,682	600
Total Current Liabilities	131,560	5,600

Commitments and Contingencies (Note 6)

Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding at September 30, 2017 and December 31, 2016, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 6,904,600 shares and 6,799,600 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	690	680
Discount on common stock	(520)	(520)
Additional paid in capital	19,568	8,868
Accumulated deficit	(132,870)	(13,160)
Total Stockholders' Deficit	(113,132)	(4,132)

Total Liabilities and Stockholders' Deficit	$18,428	$1,468

The accompanying notes are an integral part of these unaudited condensed financial statements.

A La Carte Charts Corporation

Condensed Statements of Operations

(Unaudited)

	For the Three Months ended September 30, 2017	For the Three Months ended September 30, 2016	For the Nine Months ended September 30, 2017	For the period from April 4, 2016 (Inception) to September 30, 2016

Revenue	$-	$-	$-	$-

Cost of Revenue	-	-	-	-

Gross Profit	-	-	-	-

Operating Expenses
General and administrative	15,505	250	69,200	1,812
Research and development	10	-	50,510	-
Total Operating Expenses	15,515	250	119,710	1,812

Operating Loss From Operations	(15,515)	(250)	(119,710)	(1,812)

Other Income (Expenses)	-	-	-	-

Loss From Operations Before Income Tax	(15,515)	(250)	(119,710)	(1,812)

Provision for income tax	-	-	-	-

Net Loss	$(15,515)	$(250)	$(119,710)	$(1,812)

Basic and Diluted Net Loss Per Share	$(0.00)	$(0.00)	$(0.02)	$(0.00)

Weighted Average Number of Shares Outstanding	6,843,622	20,000,000	6,814,435	20,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

A La Carte Charts Corporation

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months ended September 30, 2017	For the period from April 4, 2016 (Inception) to September 30, 2016

Cash Flows from Operating Activities
Net loss	$(119,710)	$(1,812)
Adjustment to reconcile net loss to net cash used in operating activities:
Expenses paid by stockholder and contributed as capital	-	1,312
Common stock issued for purchase of software and rights	10	-
Depreciation and amortization	1,866	-
Changes in operating assets and liabilities
Security deposits	(4,018)	-
Accrued liabilities	2,878	500
Net Cash Used in Operating Activities	(118,974)	-

Cash Flows from Investing Activities
Cash paid for purchase of property and equipment	(11,752)	-
Net Cash Used in Investment Activities	(11,752)	-

Cash Flows from Financing Activities
Cash proceeds from a related party	123,082	-
Cash proceeds from sale of common stock	10,700	-
Net Cash Provided by Financing Activities	133,782	-

Net Increase in Cash and Cash Equivalents	3,056	-

Cash and Cash Equivalents, Beginning of the Period	1,468	-

Cash and Cash Equivalents, End of the Period	$4,524	$-

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

A LA CARTE CHARTS CORPORATION

Notes to Condensed Financial Statements

September 30, 2017

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND GOING CONCERN

As used herein and except as otherwise noted, the term “Company”, “it(s)”, “our”, “us”, “we”, “ALCC” and “A La Carte Charts” shall mean A La Carte Charts Corporation, a Delaware corporation.

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

Basis of Presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at September 30, 2017, and the results of operations and cash flows for the three months and nine months ended September 30, 2017 and for the period from April 4, 2016 (inception) to September 30, 2016. The balance sheet as of December 31, 2016 is derived from the Company’s audited financial statements.

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

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet generated any revenue and has sustained operating losses since April 4, 2016 (Inception Date) to date and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company incurred a net loss of $119,710 from January 1, 2017 to September 30, 2017, used net cash in operating activities of $118,974, has a working capital deficit of $127,037, and has an accumulated deficit of $132,870 as of September 30, 2017. These factors, among others raise a substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company had a cash balance of $4,524 and $1,468 as of September 30, 2017 and December 31, 2016, respectively.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful life of the assets from three to five years. Expenditures for maintenance and repairs are charged to expense as incurred.

Research and Development and Software Development Costs

All research and development costs are expenses as incurred. Costs of software developed for internal use are capitalized in accordance with the FASB’s guidance during the application development stage and are then amortized over the estimated useful life of the software, which to date has been five years or less once the software is ready for its intended use. Research and development costs for the three months and nine months period ended September 30, 2017 were $10 and $50,510 as compared to $0 for the same comparable periods in 2016, were mainly for the development of web applications that are used by the Company in displaying daily charts through these state of the art apps.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company does not have the cash balances in excess of Federal Deposit Insurance Corporation limit at September 30, 2017 and December 31, 2016, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provide that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

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

Earnings (Loss) Per Common Share

The Company computes net earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible note and preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At September 30, 2017 and December 31, 2016, there were no convertible notes, options or warrants available for conversion that if exercised, may dilute future earnings per share.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of:

Description	September 30, 2017	December 31, 2016
	(Unaudited)
Leasehold Improvements	$11,029	$-
Furniture and fixtures	723	-
	11,752	-
Less: Accumulated depreciation and amortization	(1,866)	-
Total	$9,886	$-

The Company recorded $943 and $1,866 as depreciation and amortization expense for the three months and nine months ended September 30, 2017 and $0 for the same comparable periods of 2016.

NOTE 4 – ACCRUED LIABILITIES

The Company has accrued professional fees of $7,875 and $5,000 at September 30, 2017 and December 31, 2016, respectively.

NOTE 5 – PAYABLE TO RELATED PARTY

Payable to related party amounted to $123,682 and $600 at September 30, 2017 and December 31, 2016, respectively, consists primarily of funds advanced by its President for the Company’s working capital needs. Funds advanced to the Company by the President are non-interest bearing, unsecured and due on demand at September 30, 2017 and December 31, 2016, respectively.

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

Future minimum lease commitments of the Company as of September 30, 2017 are as follows:

Amount
For the years ending December 31,
2017	$4,727
2018	19,334
2019	19,902
2020	3,650
Total	$47,613

The Company recorded the rent expense of $7,041 and $9,388 for the three months and nine months ended September 30, 2017 and $0 for the same comparable periods of 2016.

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

NOTE 7 – STOCKHOLDERS’ DEFICIT

The Company’s capitalization at September 30, 2017 was 100,000,000 authorized common shares with a par value of $0.0001 per share, and 20,000,000 authorized preferred shares with a par value of $0.0001 per share.

Common Stock

On April 4, 2016, the Company issued 20,000,000 shares of its common stock, at par value of $0.0001 per share, to two directors and officers at a discount of $2,000.

On December 13, 2016, the Company effectuated a change in control and redeemed 19,800,000 shares of its then outstanding 20,000,000 shares of common stock upon the resignation of two officers and directors. On December 14, 2016, the Company issued 5,000,000 shares of its common stock at par value, at a discount of $500, pursuant to Section 4(2) of the Securities Act of 1933 to the Company’s Chief Executive Officer, the sole officer and director.

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

On August 21, 2017, the Company entered into an agreement pursuant to which A La Carte Charts, LLC, an entity owned by the Chief Executive Officer and sole director of the Company, assigned to the Company all of its rights, title and interest in the A La Carte Charts web and mobile applications, including programming architecture, functionality and graphic design of and relating to the development apps in exchange for 100,000 shares of the Company’s common stock. The common stock was valued at $10 and recorded at its historical cost of $0.0001 par value, as the transaction occurred between the related entities.

On September 15, 2017, the Company initiated an offering to issue a minimum of 1,000,000 shares and a maximum of 2,500,000 shares of its common stock under Regulation D Rule 506(c) of the Securities and Exchange Commission to raise a minimum aggregate offering of $2,140,000 and maximum aggregate offering of $5,350,000. The offering is made by a confidential offering memorandum, not underwritten, and is made on a “best efforts” basis. Pursuant to the offering, on September 20, 2017, the Company issued 5,000 shares of its common stock and raised $10,700.

As a result of all common stock issuances, the total issued and outstanding shares of common stock at September 30, 2017 and December 31, 2016 were 6,904,600 shares and 6,799,600 shares, respectively.

Preferred stock

The Company is authorized to issue 20,000,000 shares of preferred stock. The Company has not issued any preferred stock as of September 30, 2017 and December 31, 2016, respectively.

NOTE 8 – SUBSEQUENT EVENTS

On October 5, 2017, the Company issued 7,000 shares of its common stock and raised $14,980 pursuant to September 15, 2017 offering.

Management has evaluated subsequent events through November 14, 2017, the date the financial statements were available to be issued, noting no other transactions that would impact the accounting for events or transactions in the current period or require additional disclosures.

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

We are a web based startup enterprise and was incorporated in the State of Delaware in April 2016. As of the periods from inception, through the date of this quarterly report, we did not generate any revenue and incurred expenses and operating losses, as part of our development stage activities. We have experienced a net loss of $104,194 for the six months ended June 30, 2017, working capital deficiency of $123,173, and an accumulated deficit of $117,354 at June 30, 2017.

We anticipate that we will need substantial working capital over the next 12 months to continue as a going concern and to expand our operations to distribute, sell and market products and solutions. Our independent auditors have expressed substantial doubt as to the ability of the Company to continue as a going concern. Unless we are able to generate sufficient cash flows from operations and/or obtain additional financing, there is a substantial doubt as to the ability of the Company to continue as a going concern. On June 2, 2017, we filed a registration statements on Form S-1 with the SEC offering to sell 2,000,000 shares of our common stock at $2.50 per share and 780,000 shares of common stock offered to sell by selling shareholders at $2.50 per share. The registration statement filed on June 2, 2017 became effective on July 18, 2017. On September 15, 2017, we initiated an offering to sell a minimum of 1,000,000 shares and a maximum of 2,500,000 shares of its common stock under Regulation D Rule 506(c) of the Securities and Exchange Commission to raise a minimum aggregate offering of $2,140,000 and maximum aggregate offering of $5,350,000. The offering is made by a confidential offering memorandum, not underwritten, and is made on a “best efforts” basis for the acquisition and operation expenses. If we cannot raise the required cash, we will issue additional shares of our common stock in lieu of cash.

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

Results of Operations

Our results of operations for the three months ended September 30, 2017 and 2016 included the operation of the Company. We reported a net loss of $15,515 applicable to the Company’s common stockholders for the three months ended September 30, 2017 as compared to a net loss of $250 for the same comparable period in 2016. The loss in 2017 resulted primarily due to the costs incurred of $4,376 in consulting fees, $7,041 in rent, and $4,098 in general and administrative expenses. The loss in 2016 resulted due to the costs incurred of $250 in general and administrative expense.

Our results of operations for the nine months ended September 30, 2017 and for the period from April 4, 2016 (inception) to September 30, 2016 included the operation of the Company. We reported a net loss $119,710 applicable to the Company’s common stockholders for the nine months ended September 30, 2017 as compared to a net loss of $1,812 for the period from April 4, 2016 (inception) to September 30, 2016. The loss in 2017 resulted primarily due to the costs incurred of $50,510 in developing new software apps, $30,000 in marketing and advertising expense of software apps charts, $14,520 in consulting fees, and $24,680 in general and administrative expenses. The loss in 2016 resulted due to the costs incurred of $1,812 in general and administrative expense.

Liquidity and Capital Resources

Cash and cash equivalents were $4,524 at September 30, 2017 as compared to $1,468 at December 31, 2016. As shown in the accompanying financial statements, we recorded a loss of $119,710 for the nine months ended September 30, 2017. Our working capital deficit at September 30, 2017 was $127,037, and net cash used in operating activities for the nine months ended September 30, 2017 was $118,974. These factors and our ability to raise additional capital to accomplish our objectives, raises doubt about our ability to continue as a going concern. We expect our expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the development of additional software apps. We anticipate generating only minimal revenues over the next twelve months. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

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

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2017 was $118,974 which resulted primarily from our net loss of 119,170, depreciation and amortization of $1,866, common stock issued for purchase of software, rights to use, and title for $10, increase in security deposit of $4,018, and an increase in accrued liabilities of $2,878.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2017 was $11,752 primarily due to the cash payments for leasehold improvements for new office premises and purchase of furniture and fixtures.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2017 was $133,782 primarily due to $123,082 cash received from the president for our working capital needs, and $10,700 in cash proceeds received from the sale of 5,000 common shares pursuant to a public offering.

As a result of the above activities, we experienced a net increase in cash of $3,056 for the nine months ended September 30, 2017. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or from sale of our common shares.

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

Research and Development and Software Development Costs

All research and development costs are expensed as incurred. Costs of software developed for internal use are capitalized in accordance with the FASB’s guidance during the application development stage and are then amortized over the estimated useful life of the software, which to date has been five years or less once the software is ready for its intended use. Research and development costs for the three months and nine months period ended September 30, 2017 were $10 and $50,510 as compared to $0 for the same comparable periods in 2016, were mainly for the development of web applications that are used by the Company in displaying daily charts through these state of the art apps.

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

Development Stage and Capital Resources

The Company has devoted substantially all of its efforts to business planning since its inception on April 4, 2016. Accordingly, the Company is considered to be in the development stage. The Company has not generated revenues from its operations, and it will not commence generating revenues until sometime during the second quarter of 2018.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2017 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

A LA CARTE CHARTS CORPORATION

Date: November 14, 2017	/s/ David Meyers
David Meyers, President (Principal Executive Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Item
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

